Form 10-K
period 2025-12-31
Bridgecrest Lending Auto Securitization Trust 2024-4; Bridgecrest Auto Funding LLC
filed 2026-03-26
CIK 2036955, 1974820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wilmington Trust, National Association (“WTNA”), as the owner trustee and grantor trust trustee, has provided the following paragraph for purposes of compliance with Regulation AB:

On February 3, 2026, certain investors served WTNA with a civil complaint, ﬁled in the Supreme Court of the State of New York, County of New York, for an unspeciﬁed amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action. WTNA does not believe that the ultimate resolution of this proceeding, or any other proceedings, would be material to the security holders.

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

March 26, 2026

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